Form 10-K
period 1998-12-31
FIRST NBC CREDIT CARD MASTER TRUST
filed 1999-03-26
CIK 1075602

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number: 333-24023

                     FIRST USA BANK, NATIONAL ASSOCIATION
               (As Successor to First National Bank of Commerce)
            (Exact name of Registrant as specified in its charter)
       (As Servicer on behalf of the First NBC Credit Card Master Trust)


   LAWS OF THE UNITED STATES                                 76-0039224
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

       201 NORTH WALNUT STREET
        WILMINGTON, DELAWARE                                   19801
(Address of principal executive offices)                     (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (302) 594-4000


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Title of each class:
                      First NBC Credit Card Master Trust
            Class A 6.15% Asset Backed Certificates, Series 1997-1
                                      and
            Class B 6.35% Asset Backed Certificates, Series 1997-1

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]          No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not applicable.

Indicate the number shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date.

Not applicable.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

===============================================================================

                               INTRODUCTORY NOTE
                               -----------------

Effective November 16, 1998, First USA Bank, National Association, a national banking association organized under the laws of the United States (the "Bank"), which is a wholly owned subsidiary of First USA Financial, Inc. which is a wholly owned subsidiary of BANK ONE CORPORATION ("BANK ONE"), replaced Bank One, Louisiana, N.A. ("Bank One Louisiana"), as the Transferor and Servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of August 1, 1997, between Bank One Louisiana (as successor to First National Bank of Commerce), as the Transferor and the Servicer, and The Bank of New York, as the Trustee relating to the First NBC Credit Card Master Trust (the "Trust"), and the Supplements for all Series of Investor Certificates issued thereunder.

The Bank is the Transferor and Servicer under the Series 1997-1 Supplement to the Agreement dated as of August 1, 1997 and the Series 1998-1 Supplement to the Agreement dated as of September 24, 1998. The Certificates issued pursuant to the Series 1998-1 Supplement to the Agreement were privately placed.


                                     PART I

ITEM 1.  BUSINESS

         Not applicable.

ITEM 2.  PROPERTIES

         Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

         The Bank has been named as a defendant in four class action lawsuits filed in late 1997 by cardmembers of the Bank. These actions were filed in the Superior Court of the State of Delaware, New Castle County, the Circuit Court of Multnomah County, Oregon, the United States District Court for the Western District of Washington and in the 14th District Court of Dallas County, Texas. The plaintiffs in all four cases contend that they and others similarly situated are entitled to equitable relief for alleged violations of the Delaware Consumer Fraud Act, breach of contract, breach of the covenant of good faith and fair dealing and fraud. The court granted summary judgment in favor of the Bank in the Delaware case in April 1998 and the court in Oregon entered partial summary judgment in favor of the Bank in May 1998. These cases are in various stages of motion and discovery practice. The Bank believes that these claims are without merit and intends to vigorously defend against all claims. While it is impossible to predict the outcome of these matters, the Bank believes that any liability arising from these matters will not have a material adverse effect on the Transferor's business or on the Receivables of the Trust.

         The Bank has been named as a defendant in a class action lawsuit filed in the United States District Court for the District of Delaware against the Bank alleging that the Bank charged convenience check fees in a manner contrary to representations made in the Bank's solicitations. Although this matter is at a preliminary stage, the Bank believes that it is without merit and the Bank intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material effect on the Transferor's business or on the Receivables of the Trust.

         The Bank has been named as a defendant in a class action lawsuit filed in December 1998 in the United States District Court for the Northern District of Illinois alleging that the Bank, in one of its direct mail solicitations, violated Federal and state prohibitions against the mailing of unsolicited credit cards. Although this matter is at a preliminary stage, the Bank believes that it is without merit and the Bank intends to vigorously defend against all claims. While it is impossible to predict the outcome of this matter, the Bank believes that any liability arising from this matter will not have a material adverse effect on the Transferor's business or on the Receivables of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Certificates representing investors' interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by CEDE & Co., the nominee of DTC.

         The records of DTC indicate that, at December 31, 1998, there were: (i) twenty-three (23) DTC participants holding a position in the Class A 6.15% Asset Backed Certificates, Series 1997-1; and (ii) three (3) DTC participants holding a position in the Class B 6.35% Asset Backed Certificates, Series 1997-1.

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BANK ONE continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through year-end 1998 were approximately $235 million.

         The inventory and assessment phase has been completed for all information and non-information technology. At December 31, 1998, 87% of BANK ONE's affected information technology applications were tested and returned to production. BANK ONE expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

         Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. BANK ONE is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, BANK ONE bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, BANK ONE may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

         Detailed contingency plans exist for critical business system applications to mitigate potential problems or delays associated with systems replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. BANK ONE will continue to review and validate the scope and content of its contingency plans throughout 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) The certificates of each Class of Series 1997-1 representing investors' interest in the First NBC Credit Card Master Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the First NBC Credit Card Master Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. At December 31, 1998, the following direct participants held positions in the Certificates representing interests in the First NBC Credit Card

Master Trust, Series 1997-1 equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date.


                                                                   PRINCIPAL                   % OF
CLASS A                                                             AMOUNT                   OWNERSHIP
-------                                                            ---------                 ---------
Bank of New York (The)                                            $37,390,000                 14.41%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                             $18,590,000                  7.16%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                             $34,515,000                 13.30%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                              $44,930,000                 17.31%
4 New York Plaza, 13th Floor
New York, NY  10004

SSB--Trust Custody                                                $24,500,000                  9.44%
225 Franklin Street, M4
Boston, MA  02110

State Street Bank and Trust Company                               $47,300,000                 18.23%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631

CLASS B
-------

Chase Manhattan Bank                                              $14,000,000                 66.67%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company                                $5,000,000                 23.81%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631

Suntrust Bank, Atlanta                                             $2,000,000                  9.52%
303 Peachtree Street
14th Floor MC #3141
Atlanta, GA  30308

         (b)  Not applicable.

         (c)  Not applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   The following documents are filed as part of this report:
               1.  Not applicable.
               2.  Not applicable.
               3.  Exhibits
                   99.1   Annual Servicer's Certificate
                   99.2 Annual Independent Accountants' Servicing Report of Arthur Andersen LLP on Management's Assertions

         (b) During the quarter ended December 31, 1998, the following reports on Form 8-K were filed with respect to the Trust:

               Reports dated                     Items Reported
               -------------                     --------------
               June 11, 1998                     5,7
               July 10, 1998                     7
               August 11, 1998                   7
               September 9, 1998                 7
               October 8, 1998                   5,7
               November 10, 1998                 7
               November 16, 1998                 5,7
               November 16, 1998                 5,7
               December 10, 1998                 7

         (c)   See Item 14(a)(3) above.

         (d)   Not applicable.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST USA BANK, NATIONAL ASSOCIATION as
                                Servicer, on behalf of First NBC Credit Card
                                Master Trust



                                By:  /s/ TRACIE H. KLEIN
                                     --------------------------
                                     Name:   Tracie H. Klein
                                     Title:  Vice President

Dated:  March 25, 1999
        --------------