Form 10-K
period 1999-12-31
FIRST NBC CREDIT CARD MASTER TRUST
filed 2000-03-27
CIK 1075602

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

================================================================================

                                   FORM 10-K

[  X  ]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
                  For the fiscal year ended December 31, 1999

[     ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                       Commission File Number: 333-24023

                     FIRST USA BANK, NATIONAL ASSOCIATION
               (As Successor to First National Bank of Commerce)
            (Exact name of Registrant as specified in its charter)
         (As Servicer on behalf of First NBC Credit Card Master Trust)

    Laws of the United States                           51-0269396
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

     201 North Walnut Street
      Wilmington, Delaware
(Address of principal executive offices)                  19801
                                                        (Zip Code)

     Registrant's telephone number, including area code:   (302) 594-4000

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

                          Yes      X         No
                              -----------       -----------

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

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

================================================================================

                               Introductory Note
                               -----------------

First USA Bank, National Association, a national banking association organized under the laws of the United States (the "Bank"), which is a direct wholly owned subsidiary of BANK ONE CORPORATION ("BANK ONE"), is the Transferor and Servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of August 1, 1997, between the Bank, as the Transferor and the Servicer, and The Bank of New York, as the Trustee relating to the First NBC Credit Card Master Trust (the "Trust"), and the Supplements for all Series of Investor Certificates issued thereunder.

Effective September 17, 1999, the Bank was merged with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed "First USA Bank, National Association".

The Bank is the Transferor and Servicer under the Series 1997-1 Supplement to the Agreement dated as of August 1, 1997 and the Series 1998-1 Supplement to the Agreement dated as of September 24, 1998. The Certificates issued pursuant to the Series 1998-1 Supplement to the Agreement were privately placed.


                                    PART I

ITEM 1.   BUSINESS

Not applicable.

ITEM 2.   PROPERTIES

Not applicable.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including certain class actions, generally arising out of its normal course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

None.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Certificates representing investors' interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by Cede & Co., the nominee of DTC. The records of DTC indicate that, at December 31, 1999, there were: (i) twenty-six (26) DTC participants holding a position in the Class A

6.15% Asset Backed Certificates, Series 1997-1; and (ii) three (3) DTC participants holding a position in the Class B 6.35% Asset Backed Certificates, Series 1997-1.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout 1999, BANK ONE executed project plans to assure Year 2000 readiness. These plans included verifying the readiness of internal information technology systems and equipment, and working with external entities, including customers, vendors, utilities and governmental agencies, to verify that they had appropriately addressed Year 2000 readiness issues. Specific business continuity and event plans were designed to address potential disruption and ensure that BANK ONE was positioned to rapidly respond to issues.

BANK ONE had estimated total Year 2000 readiness costs to reach $350 million over the life of the project, and incurred total costs of approximately $343 million.

BANK ONE had an uneventful transition to the Year 2000. BANK ONE's systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of BANK ONE have been available to customers throughout such time, and BANK ONE experienced no significant impact from Year 2000 readiness status of external entities. To meet potential Year 2000 contingencies and potential liquidity needs, BANK ONE increased the value of loans pledged to the Federal Reserve for discount window borrowing.

On an ongoing basis, BANK ONE will continue to monitor its systems, equipment and facilities throughout 2000 and beyond.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The certificates of each Class of Series 1997-1 representing investors' interest in the First NBC Credit Card Master Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the First NBC Credit Card Master Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999. At December 31, 1999, the following direct participants held positions in the Certificates representing interests in the First NBC Credit Card Master Trust, Series 1997-1 equal to or exceeding 5% of the total principal amount of the Certificates of each Class of such Series outstanding on that date.


                                         PRINCIPAL                   % OF
CLASS A                                   AMOUNT                   OWNERSHIP
-------                                  ---------                 ---------

Bank of New York (The)                  $58,625,000                  22.59%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                   $17,750,000                   6.84%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company   $30,355,000                  11.70%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                    $21,930,000                   8.45%
4 New York Plaza, 13th Floor
New York, NY  10004

Northern Trust Company (The)            $19,005,000                   7.32%
801 S. Canal C-IN
Chicago, IL  60607

SSB - Trust Custody                     $24,500,000                   9.44%
225 Franklin Street, M4
Boston, MA  02110

State Street Bank and Trust Company     $33,000,000                  12.72%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

Wachovia Bank/Safekeeping               $13,000,000                   5.01%
301 N. Main Street, NC 31058
Winston-Salem, NC  27150


CLASS B
-------

Chase Manhattan Bank                    $14,000,000                  66.67%
4 New York Plaza, 13th Floor
New York, NY  10004

State Street Bank and Trust Company      $5,000,000                  23.81%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

Suntrust Bank, Atlanta                   $2,000,000                   9.52%
303 Peachtree Street
14th Floor MC #3141
Atlanta, GA  30308

(b)    Not applicable.

(c)    None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       The following documents are filed as part of this report:

          (i)    Not applicable.
          (ii)   Not applicable.
          (iii)  Exhibits
                 99.1  Annual Servicer's Certificate
                 99.2 Annual Independent Accountants' Servicing Report of Arthur Andersen LLP on Management's Assertions

(b) During the quarter ended December 31, 1999, the following reports on Form 8-K were filed with respect to the Trust:

                 Reports dated                 Items Reported
                 -------------                 --------------

                 October 12, 1999              7
                 November 9, 1999              7
                 December 10, 1999             7

(c)              See Item 14(a)(iii) above.

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


                         FIRST USA BANK, NATIONAL ASSOCIATION as
                         Servicer, on behalf of First NBC Credit
                         Card Master Trust



                         By:    /s/Tracie H. Klein
                             -------------------------------
                             Name:   Tracie H. Klein
                             Title:  First Vice President



Dated:  March 24, 2000
        --------------