Form 10-K
period 2000-12-31
FIRST NBC CREDIT CARD MASTER TRUST
filed 2001-03-23
CIK 1075602

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

================================================================================

                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

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

Not applicable.
                   DOCUMENTS INCORPORATED BY REFERENCE:  None


================================================================================

                               Introductory Note
                               -----------------

First USA Bank, National Association, a national banking association organized under the laws of the United States (the "Bank"), which is a direct wholly owned subsidiary of BANK ONE CORPORATION ("BANK ONE"), is the Transferor and Servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of August 1, 1997, between the Bank, as the Transferor and the Servicer, and The Bank of New York, as the Trustee (the "Trustee"), relating to the First NBC Credit Card Master Trust (the "Trust"), and the Supplements for all Series of Investor Certificates issued thereunder.

The Bank is the Transferor and Servicer under the Series 1997-1 Supplement to the Agreement dated as of August 1, 1997 and the Series 1998-1 Supplement to the Agreement dated as of September 24, 1998. The Certificates issued pursuant to the Series 1998-1 Supplement to the Agreement were privately placed.


                                    PART I

ITEM 1.  BUSINESS

Not applicable.

ITEM 2.  PROPERTIES

Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions to permit settlement of the claims.
The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Certificates representing investors' interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by Cede & Co., the nominee of DTC. The records of DTC indicate that, at December 31, 2000, there were: (i) thirty-four (34) DTC participants holding a position in the Class A 6.15% Asset Backed Certificates, Series 1997-1; and (ii) three (3) DTC participants holding a position in the Class B 6.35% Asset Backed Certificates, Series 1997-1.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The certificates of each Class of Series 1997-1 representing investors' interests in the First NBC Credit Card Master Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the First NBC Credit Card Master Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2000. At December 31, 2000, the following direct participants held positions in the Certificates representing interests in the First NBC Credit Card Master Trust, Series 1997-1 equal to or exceeding 5% of the total principal amount of the Certificates of each Class of such Series outstanding on that date.

                                                                  PRINCIPAL              % OF
CLASS A                                                            AMOUNT              OWNERSHIP
-------                                                            ------              ---------

Bank of New York (The)                                           $30,590,000             11.79%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company/Banc One Capital Markets Inc.              $35,300,000             13.60%
16 Wall Street, 5th Floor
New York, NY  10005

Boston Safe Deposit and Trust Company                            $25,165,000              9.70%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                             $42,650,000             16.44%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                   $17,710,000              6.82%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

Northern Trust Company (The)                                     $42,255,000             16.28%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                              $26,490,000             10.21%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171




CLASS B
-------

Bear, Stearns Securities Corp.                                    $5,000,000             23.81%
One Metrotech Center North, 4th Floor
Brooklyn, NY  11201-3862

Chase Manhattan Bank                                             $14,000,000             66.67%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                                    $2,000,000              9.52%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       The following documents are filed as part of this report:

          (i)      Not applicable.
          (ii)     Not applicable.
          (iii)    Exhibits
                   99.1    Annual Servicer's Certificate
                   99.2 Annual Independent Accountants' Servicing Report of Arthur Andersen LLP on Management's Assertions

(b) During the quarter ended December 31, 2000, the following reports on Form 8-K were filed with respect to the Trust:


          Reports dated                  Items Reported
          -------------                  --------------

          October 10, 2000               7
          November 10, 2000              7
          December 11, 2000              7

(c)       See Item 14(a)(iii) above.

(d)       Not applicable.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    FIRST USA BANK, NATIONAL ASSOCIATION,
                    as Servicer, on behalf of First NBC Credit Card Master Trust



                    By:    /s/Tracie H. Klein
                        -----------------------------------------
                        Name:  Tracie H. Klein
                        Title:  First Vice President



Dated:  March 23, 2001
        --------------

                               INDEX OF EXHIBITS



Exhibit Number    Exhibit Description                                       Page
--------------    -------------------                                       ----


99.1              Annual Servicer's Certificate                                9

99.2              Annual Independent Accountants' Servicing Report of      10-11
                  Arthur Andersen LLP on Management's Assertions