Form 10-K
period 2001-12-31
FIRST NBC CREDIT CARD MASTER TRUST
filed 2002-03-25
CIK 1075602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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
                                 Yes  X   No
                                    ----   ----

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


                                     PART I

ITEM 1.   BUSINESS

Not applicable.

ITEM 2.   PROPERTIES

Not applicable.

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Certificates representing investors' interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by Cede & Co., the nominee of DTC. The records of DTC indicate that, at December 31, 2001, there were: (i) thirty-four (34) DTC participants holding a position in the Class A 6.15% Asset Backed Certificates, Series 1997-1; and (ii) three (3) DTC participants holding a position in the Class B 6.35% Asset Backed Certificates, Series 1997-1.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The Certificates of each Class of Series 1997-1 representing investors' interests in the First NBC Credit Card Master Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the First NBC Credit Card Master Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. At December 31, 2001, the following direct DTC participants held positions in the Certificates representing interests in the First NBC Credit Card Master Trust, Series 1997-1 equal to or exceeding 5% of the total principal amount of the Certificates of each Class of such Series outstanding on that date.

                                                                       PRINCIPAL                % OF
CLASS A                                                                 AMOUNT               OWNERSHIP
-------                                                               -----------            ---------
Bank of New York (The)                                                $17,380,000                6.70%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company                                 $16,785,000                6.47%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                                        $21,450,000                8.27%
3800 Citicorp Center Tampa
Building B/Floor 1
Tampa, FL  33610-9122

JPMorgan Chase Bank                                                   $44,500,000               17.15%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75240

Merrill Lynch, Pierce Fenner & Smith Safekeeping                      $73,670,000               28.39%
4 Corporate Place
Piscataway, NJ  08854

State Street Bank and Trust Company                                   $24,940,000                9.61%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

CLASS B
-------
Citibank, N.A.                                                        $2,000,000                9.52%
3800 Citicorp Center Tampa
Building B/Floor1
Tampa, FL  33610-9122

JPMorgan Chase Bank                                                  $14,000,000               66.67%
c/o JP Morgan Investor Services
14201 Dallas Parkway, 12th Floor
Mail Code 121
Dallas, TX  75240

State Street Bank and Trust Company                                   $5,000,000               23.81%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

(b)  Not applicable.

(c)  None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)       The following documents are filed as part of this report:

          (i)      Not applicable.
          (ii)     Not applicable.
          (iii)    Exhibits
                   99.1     Annual Servicer's Certificate
                   99.2 Annual Independent Accountants' Servicing Report of KPMG LLP on Management's Assertion

(b) During the quarter ended December 31, 2001, the following reports on Form 8-K were filed with respect to the Trust:

          Reports dated                                       Items Reported
          -------------                                       --------------

          October 10, 2001                                     7
          November 9, 2001                                     7
          December 12, 2001                                    7

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

                    FIRST USA BANK, NATIONAL ASSOCIATION,
                    as Servicer, on behalf of First NBC Credit Card Master Trust



                     By:   /s/ Tracie H. Klein
                           ---------------------------------------------------
                           Name:  Tracie H. Klein
                           Title:  First Vice President



Dated:  March 21, 2002
        --------------

                                INDEX OF EXHIBITS

Exhibit Number    Exhibit Description                                       Page
--------------    -------------------                                       ----


99.1              Annual Servicer's Certificate                                9

99.2              Annual Independent Accountants' Servicing Report of      10-11
                  KPMG LLP on Management's Assertion